Form 10-K
period 2012-12-31
AEP Texas Central Transition Funding III LLC
filed 2013-03-28
CIK 1539816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity: 333-179092

AEP Texas Central Transition Funding III LLC
(Exact name of issuing entity as specified in its charter)

                     AEP Texas Central Company
(Exact name of depositor and sponsor as specified in its charter)

              Delaware                                                                                                                                                                            20-1707696
(State or other jurisdiction of                                                                                                                                          (I.R.S. Employer Identification No.)
incorporation or organization)

         539 N. Carancahua Street
         Suite 1700
         Corpus Christi, Texas                                                                                                                                                                   78401
(Address of principal executive offices)                                                                                                                                               (Zip Code)

Registrant's telephone number, including area code:  (361) 881-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes ☒	No. ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒	No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check One:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ☐	No. ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the proxy statement relating to the 2013 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

PART I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction J of Form 10-K.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   Selected Financial Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

AEP Texas Central Transition Funding III LLC (the Company) has five managers. At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment: (i) a direct or indirect legal or beneficial owner of the Company or AEP Texas Central Company (TCC) or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or TCC or any of their respective affiliates or (iii) a person who controls (whether directly, indirectly or otherwise) TCC or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of TCC or its affiliates

        The following are the managers of the Company as of March 28, 2013:

Name	Age	Background
Brian X. Tierney	45
President and manager of the Company.  Vice president, chief financial officer and director of AEP Texas Central Company (TCC), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation).  Joined the Service Corporation in 1998 and was appointed senior vice president-energy marketing in 2003, became senior vice president-commercial operations in 2005,  became executive vice president-AEP utilities east in 2006 and assumed his present position in 2009.  Vice president and director of certain other AEP System companies.

Julia A. Sloat	43
Treasurer and manager of the Company.  Treasurer of TCC, treasurer of AEP and senior vice president and treasurer of the Service Corporation since January 1, 2013.  Joined the Service Corporation in 1999 and was appointed as director-investor relations in January 2003, became managing director-investor relations in November 2003, became vice president-investor relations in September 2004, became vice president-investor relations and strategic initiatives in June 2007 and became vice president and  treasurer  in January 2008. From August 2008 to August 2009 served as vice president-investor relations & corporate finance for Tween Brands, Inc.  Rejoined the Service Corporation in September 2009 as managing director-regulatory case management and became vice president-regulatory case management in August 2010.  Treasurer of certain other AEP System companies.

Renee V. Hawkins	47
Assistant treasurer and manager of the Company.  Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008.  Assistant Treasurer of certain other AEP System companies.

Kenneth J. Uva	63
Manager of the Company. Vice-President, CT Corporation System, since 1997.  Prior to that, a variety of positions at CT Corporation System or its subsidiaries since January 1976.  Mr. Uva presently serves as an independent manager for AEP Texas Central Transition Funding LLC (TCC Funding I) and AEP Texas Central Transition Funding II LLC (TCC Funding II), special purpose, wholly owned subsidiaries of TCC.

Victor A. Duva	54
Manager of the Company.  President, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2003.  From 1997 to 2002, Assistant Vice President and Officer Manager for CT Corporation’s Philadelphia office and, prior to that, a variety of positions at CT Corporation System since January 1981.  Mr. Duva presently serves as an independent manager for TCC Funding I and TCC Funding II.

Code of Conduct

The Company is a wholly owned subsidiary of TCC which in turn is an indirect subsidiary of AEP. AEP has adopted a code of conduct and ethics which applies to all of its subsidiaries.  AEP maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including AEP’s Principles of Corporate Governance and AEP’s Principles of Business Conduct. The corporate governance page can be found at www.aep.com/investors/corporateleadersandgovernance.

Item 11.   Executive Compensation.

Other than the annual independent manager fee of $1,800 paid to CT Corporation System, the Company does not pay any compensation to its executive officers or managers.

The information required by this item with respect to TCC is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2013 annual meeting of stockholders filed with the Securities and Exchange Commission on March 13, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions.

None.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:

1.	Financial Statements.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):
3.1 Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on January 5, 2012.
3.2 Amended and Restated Limited Liability Company Agreement of the Issuing Entity executed as of February 27, 2012.
4.1 Indenture dated as of March 14, 2012 between the Issuing Entity and U.S. Bank National Association providing for the issuance of Senior Secured Transition Bonds.
4.2 Form of Senior Secured Transition Bonds.
10.1 Transition Property Purchase and Sale Agreement dated as of March 14, 2012 between the Issuing Entity and AEP Texas Central Company, as seller.
10.2 Transition Property Servicing Agreement dated as of March 14, 2012 between the Issuing Entity and AEP Texas Central Company, as servicer.
10.3 Administration Agreement dated as of March 14, 2012 between the Issuing Entity and AEP Texas Central Company, as servicer.

10.4  Amended and Restated Intercreditor Agreement, dated as of March 14, 2012, by and among AEP Texas Central Company, AEP Texas Central Transition Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, The Bank of New York Mellon and AEP Texas Central Transition Funding III LLC.

*31.1 Rule 13a-14(d)/15d-14(d) certification.
*33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for AEP Texas Central Company, as servicer.
*33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for U.S. Bank National Association, as Indenture Trustee.
*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Central Company, as servicer.
*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank National Association, as Indenture Trustee.
*35.1 Servicer compliance statement of AEP Texas Central Company, as servicer.

(b) Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1 Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on January 5, 2012 (incorporated by reference to exhibit 3.1 included as an exhibit to the Sponsor’s Form S-3/A dated February 27, 2012).

3.2 Amended and Restated Limited Liability Company Agreement of the Issuing Entity executed as of February 27, 2012 (incorporated by reference to exhibit 3.2 included as an exhibit to the Sponsor’s Form S-3/A dated February 27, 2012).

4.1 Indenture dated as of March 14, 2012 between the Issuing Entity and U.S. Bank National Association providing for the issuance of Senior Secured Transition Bonds (incorporated by reference to exhibit 4.1 included as an exhibit to the Sponsor’s Form 8-K dated March 14, 2012).

4.2 Form of Senior Secured Transition Bonds (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to exhibit 4.1 included as an exhibit to the Sponsor’s Form 8-K dated March 14, 2012).

10.1 Transition Property Purchase and Sale Agreement dated as of March 14, 2012 between the Issuing Entity and AEP Texas Central Company, as seller (incorporated by reference to exhibit 99.2 included as an exhibit to the Sponsor’s Form 8-K dated March 14, 2012).

10.2 Transition Property Servicing Agreement dated as of March 14, 2012 between the Issuing Entity and AEP Texas Central Company, as servicer (incorporated by reference to exhibit 99.1 included as an exhibit to the Sponsor’s Form 8-K dated March 14, 2012).

10.3 Administration Agreement dated as of March 14, 2012 between the Issuing Entity and AEP Texas Central Company, as servicer (incorporated by reference to exhibit 99.3 included as an exhibit to the Sponsor’s Form 8-K dated March 14, 2012).

10.4 Amended and Restated Intercreditor Agreement, dated as of March 14, 2012, by and among AEP Texas Central Company, AEP Texas Central Transition Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, U.S. Bank National Association and AEP Texas Central Transition Funding III LLC, each in their respective capacities  (incorporated by reference to exhibit 99.4 included as an exhibit to the Sponsor’s Form 8-K dated March 14, 2012).

*31.1 Rule 13a-14(d)/15d-14(d) certification.

*33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for AEP Texas Central Company, as servicer.

*33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for U.S. Bank National Association, as Indenture Trustee.

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Central Company, as servicer.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP for U.S. Bank National Association, as Indenture Trustee.

*35.1 Servicer compliance statement of AEP Texas Central Company, as servicer.

Item 1112(b).  Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).  Certain Derivatives Instruments.

None.

Item 1117.  Legal Proceedings.

None.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding III LLC is a wholly-owned subsidiary of AEP Texas Central Company.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for AEP Texas Central Company included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by AEP Texas Central Company with the servicing criteria set forth in Item 1122(d)(2)(vii) of Regulation AB.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2013.

AEP Texas Central Transition Funding III LLC
(Issuing Entity)

By: AEP Texas Central Company, as Servicer

/s/ Julia A. Sloat
Julia A. Sloat
Treasurer and Senior Officer in Charge of the Servicing Function

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders.  The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.

EXHIBIT INDEX

31.1 Rule 13a-14(d)/15d-14(d) certification.

33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for AEP Texas Central Company, as servicer.

33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for U.S. Bank National Association, as Indenture Trustee.

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of AEP Texas Central Company, as servicer.

34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank National Association, as Indenture Trustee.

35.1 Servicer compliance statement of AEP Texas Central Company, as servicer.