Form 10-K
period 2013-12-31
AEP Texas Central Transition Funding III LLC
filed 2014-03-28
CIK 1539816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity: 333-179092

AEP Texas Central Transition Funding III LLC
(Exact name of issuing entity as specified in its charter)

AEP Texas Central Company
(Exact name of depositor and sponsor as specified in its charter)

Delaware	20-1707696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

539 N. Carancahua Street
Suite 1700
Corpus Christi, Texas	78401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (361) 881-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2014 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 28, 2014:

Name	Age	Background
Brian X. Tierney	46
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

Julia A. Sloat	44
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

Renee V. Hawkins	48
Assistant treasurer and manager of the Company.  Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008.  Assistant Treasurer of certain other AEP System companies.

Victor A. Duva	55
Manager of the Company.  President, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2003.  From 1997 to 2002, Assistant Vice President and Officer Manager for CT Corporation’s Philadelphia office and, prior to that, a variety of positions at CT Corporation System since January 1981.  Mr. Duva presently serves as an independent manager for AEP Texas Central Transition Funding I LLC (TCC Funding I) and AEP Texas Central Transition Funding II LLC (TCC Funding II).

Daniel P. McMahon	53
Manager of the Company.  Vice President of Operations for CT Corporation System since 2008.  Also served as the National Service Director at CT Corporation System from 2004 to 2008.  Mr. McMahon presently serves as an independent manager for TCC Funding I and TCC Funding II.

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

The information required by this item with respect to TCC is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2014 annual meeting of stockholders filed with the Securities and Exchange Commission on March 12, 2014.

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

None.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding III LLC is a wholly-owned subsidiary of AEP Texas Central Company.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for AEP Texas Central Company included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by AEP Texas Central Company with the servicing criteria set forth in Item 1122 of Regulation AB.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2014.

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