Form 10-K
period 2017-12-31
AEP Texas Central Transition Funding III LLC
filed 2018-03-23
CIK 1539816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity:	333-179092-01
Central Index Key Number of issuing entity:	0001539816

AEP Texas Central Transition Funding III LLC
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor:	333-179092
Central Index Key Number of depositor and sponsor:	0001721781

AEP Texas Inc.
(Exact name of depositor and sponsor as specified in its charter)

Delaware	51-0007707
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

539 N. Carancahua Street
Suite 1700
Corpus Christi, Texas	78401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (361) 881-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Check One:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ☐	No. ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the proxy statement relating to the 2018 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

PART I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Mine Safety Disclosures.

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

        The following are the managers of the Company as of March 23, 2018:

Name	Age	Background
Brian X. Tierney	50
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

Lonni L. Dieck	58
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

Renee V. Hawkins	52
Assistant treasurer and manager of the Company. Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.

Victor A. Duva	59
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

Daniel P. McMahon	57
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

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2018 annual meeting of stockholders filed with the Securities and Exchange Commission on March 14, 2018.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Managers Victor A. Duva and Daniel P. McMahon are the independent directors and are employees of CT Corporation Staffing, Inc.

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
*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of AEP Texas Inc., as servicer.
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

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of AEP Texas Inc., as servicer.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of March, 2018.

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

34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of AEP Texas Inc., as servicer.

34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank National Association, as Indenture Trustee.

35.1 Servicer compliance statement of AEP Texas Inc., as servicer.