Form 10-K
period 2018-12-31
AEP Texas Central Transition Funding III LLC
filed 2019-04-01
CIK 1539816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity:	333-179092-01
Central Index Key Number of issuing entity:	0001539816

AEP Texas Central Transition Funding III LLC
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor:	333-179092
Central Index Key Number of depositor and sponsor:	0001721781

AEP Texas Inc.
(Exact name of depositor and sponsor as specified in its charter)

Delaware	51-0007707
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

539 N. Carancahua Street
Suite 1700
Corpus Christi, Texas	78401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (361) 881-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes ☒	No. ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Documents incorporated by reference: A portion of the proxy statement relating to the 2019 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 29, 2019:

Name	Age	Background
Brian X. Tierney	51
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

Julia A. Sloat	49
Treasurer and manager of the Company. Treasurer of AEP Texas, treasurer of AEP and senior vice president and treasurer of the Service Corporation since January 1, 2019. Joined the Service Corporation in 1999 and was appointed as director-investor relations in January 2003, became managing director-investor relations in November 2003, became vice president-investor relations in September 2004, became vice president-investor relations and strategic initiatives in June 2007 and became vice president and treasurer in January 2008. From August 2008 to August 2009 served as vice president-investor relations & corporate finance for Tween Brands, Inc. Rejoined the Service Corporation in September 2009 as managing director-regulatory case management and became vice president-regulatory case management in August 2010. Was President-AEP Ohio from May 2016 through December 2018. Treasurer of certain other AEP System companies.

Renee V. Hawkins	53
Assistant treasurer and manager of the Company. Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.

Victor A. Duva	60
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

Daniel P. McMahon	58
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

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2019 annual meeting of stockholders filed with the Securities and Exchange Commission on March 13, 2019.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and a companion class action case involving additional trusts (collectively, the “BlackRock cases”). Some of the trusts implicated in the aforementioned BlackRock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for U.S. Bank National Association included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K identified no material instances of noncompliance by U.S. Bank National Association with the servicing criteria set forth in Item 1122 of Regulation AB.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2019.

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