Form 10-K
period 2019-12-31
AEP Texas Central Transition Funding III LLC
filed 2020-03-27
CIK 1539816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity:	333-179092-01
Central Index Key Number of issuing entity:	0001539816

AEP Texas Central Transition Funding III LLC
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor:	333-179092
Central Index Key Number of depositor and sponsor:	0001721781

AEP Texas Inc.
(Exact name of depositor and sponsor as specified in its charter)

Delaware		51-0007707
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)

539 N. Carancahua Street
Suite 1700
Corpus Christi,	Texas	78401
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:	(361)	881-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2020 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

AEP Texas Central Transition Funding III LLC (the Company) has five managers. At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment: (i) a direct or indirect legal or beneficial owner of the Company or AEP Texas Inc. (AEP Texas) or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or AEP Texas or any of their respective affiliates or (iii) a person who controls (whether directly, indirectly or otherwise) AEP Texas or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of AEP Texas or its affiliates.

        The following are the managers of the Company as of March 27, 2020:

Name	Age	Background
Brian X. Tierney	52
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

Julia A. Sloat	50
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

Renee V. Hawkins	54
Assistant treasurer and manager of the Company. Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.

Victor A. Duva	61
Manager of the Company. President, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2003. From 1997 to 2002, Assistant Vice President and Officer Manager for CT Corporation’s Philadelphia office and, prior to that, a variety of positions at CT Corporation System since January 1981. Mr. Duva presently serves as an independent manager for AEP Texas Restoration Funding LLC (Restoration Funding) and AEP Texas Central Transition Funding II LLC (TCC Funding II).

Daniel P. McMahon	59
Manager of the Company.  Vice President of Operations for CT Corporation System since 2008.  Also served as the National Service Director at CT Corporation System from 2004 to 2008. Mr. McMahon presently serves as an independent manager for Restoration Funding and TCC Funding II.

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

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2020 annual meeting of stockholders filed with the Securities and Exchange Commission on March 11, 2020.

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
10.4 Second Amended and Restated Intercreditor Agreement, dated as of September 18, 2019, by and among AEP Texas Inc., AEP Texas Restoration Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, The Bank of New York Mellon and AEP Texas Central Transition Funding III LLC.
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
*104 Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

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

10.4 Second Amended and Restated Intercreditor Agreement, dated as of September 18, 2019, by and among AEP Texas Inc., AEP Texas Restoration Funding LLC, U.S. Bank National Association, AEP Texas Central Transition Funding II LLC, The Bank of New York Mellon and AEP Texas Central Transition Funding III LLC (incorporated by reference to exhibit 10.4 included as an exhibit to the Sponsor's Form 8-K dated September 18, 2019).

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

*104 Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

Item 1112(b).  Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).  Certain Derivatives Instruments.

None.

Item 1117.  Legal Proceedings.

U.S. Bank National Association has provided the following information to the depositor:

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2020.

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