Form 10-K
period 2020-12-31
AEP Texas Central Transition Funding III LLC
filed 2021-03-26
CIK 1539816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2020

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2021 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 26, 2021:

Name	Age	Background
Julia A. Sloat	51	President and manager of the Company. Vice president, chief financial officer and director of Appalachian Power Company (APCo), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation) since January 1, 2021. Joined the Service Corporation in 1999 and was appointed as director-investor relations in January 2003, became managing director-investor relations in November 2003, became vice president-investor relations in September 2004, became vice president-investor relations and strategic initiatives in June 2007 and became vice president and treasurer in January 2008. From August 2008 to August 2009 served as vice president-investor relations & corporate finance for Tween Brands, Inc. Rejoined the Service Corporation in September 2009 as managing director-regulatory case management and became vice president-regulatory case management in August 2010. Was President-AEP Ohio from May 2016 through December 2018 and was appointed senior vice president-treasury and risk of the Service Corporation in 2019. Vice president and director of certain other AEP System companies.
Julie A. Sherwood	50	Treasurer and manager of the Company. Treasurer of APCo, treasurer of AEP and senior vice president treasury and risk of the Service Corporation since January 1, 2021. Joined the Service Corporation in 2004 and was appointed as director, external financial reporting in 2004, appointed director-investor relations in 2007, became vice president of market operations in 2014 and senior vice president-commercial operations in 2018. Treasurer of certain other AEP System companies.
Renee V. Hawkins	55	Assistant treasurer and manager of the Company. Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.
Sean Emerick	55	Manager of the Company. Director, special services, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2014. From 2011 to 2014, regional service manager for CT Corporation and, prior to that, vice president and general manager of corporate services at National Registered Agents, Inc. from 2007 to 2011.
William Bleier	30
Manager of the Company. Associate Director, Customer Service for CT Corporation since 2020. From 2017 to 2020 served as Service Manager, Large Corporations and prior to that served as Account Manager, Mid-Market from 2014 to 2017.

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

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2021 annual meeting of stockholders filed with the Securities and Exchange Commission on March 10, 2021.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Managers Sean Emerick and William Bleier are the independent directors and are employees of CT Corporation Staffing, Inc.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

 PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:

1	Financial Statements.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2	Financial Statement Schedules.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2021.

AEP Texas Central Transition Funding III LLC
(Issuing Entity)

By: AEP Texas Inc., as Servicer

/s/ Julie A. Sherwood
Julie A. Sherwood
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