Form 10-K
period 2022-12-31
AEP Texas Central Transition Funding III LLC
filed 2023-03-29
CIK 1539816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2022

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2023 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

Auditor Firm Id: 238     Auditor Name: PricewaterhouseCoopers LLP          Auditor Location: Columbus, Ohio

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

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   [Reserved].

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

        The following are the managers of the Company as of March 24, 2023:

Name	Age	Background
Ann P. Kelly	52	President and manager of the Company. Vice president, chief financial officer and director of Appalachian Power Company (APCo), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation) since November 30, 2022. Previously was vice president of finance and chief financial officer for AmeriGas in 2019. Corporate controller and chief accounting officer for UGI Corporation from March 2018 to February 2019. Assistant Treasurer of UGI Corporation from May 2016 to March 2018.
Julie A. Sherwood	52	Treasurer and manager of the Company. Treasurer of APCo, treasurer of AEP and senior vice president treasury and risk of the Service Corporation since January 1, 2021. Joined the Service Corporation in 2004 and was appointed as director, external financial reporting in 2004, appointed director-investor relations in 2007, became vice president of market operations in 2014 and senior vice president-commercial operations in 2018. Treasurer of certain other AEP System companies.
Renee V. Hawkins	57	Assistant treasurer and manager of the Company. Vice president of finance and treasury since August 2022, previously was managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.
Sean Emerick	57	Manager of the Company. Lead project & program manager since October 2022 for CT Corporation Staffing, Inc., a subsidiary of CT Corporation System. Director, special services, CT Corporation, since 2014. From 2011 to 2014, regional service manager for CT Corporation and, prior to that, vice president and general manager of corporate services at National Registered Agents, Inc. from 2007 to 2011.
William Bleier	32
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

The information required by this item with respect to AEP Texas is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2023 annual meeting of stockholders filed with the Securities and Exchange Commission on March 15, 2023.

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

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

AEP Texas Central Transition Funding III LLC is a wholly-owned subsidiary of AEP Texas Inc.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for AEP Texas Inc. included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by AEP Texas Inc. with the servicing criteria set forth in Item 1122 of Regulation AB, except as discussed below and in Exhibit 33.1.

Servicing criterion 1122(d)(3) requires the Servicer to prepare and deliver certain reports to investors in accordance with timeframes set forth in the transaction agreements. With respect to servicing criterion 1122(d)(3)(i)(A), certain instances were identified where Servicer Certificates were not provided to the required party within the timeframe described in the transaction agreement. With respect to servicing criterion 1122(d)(3)(i)(B), certain instances were identified where monthly Servicer Certificates did not provide information calculated in accordance with the terms specified in the transaction agreement. The Servicer has adopted procedures to address each of these respective issues in the future.

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2023.

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